Form 10-K/A
STRUCTURED ASSET MORTGAGE INVEST MORT PA THR CE SER 2002-AR2
filed 2003-07-03
CIK 1176371

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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


       a) Alliance Mtg Co, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Alliance Mtg Co, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.

    (99.5) Reliance Certifications Mandated under the Pooling and Servicing
           Agreement for the year ended December 31, 2002.

       a) Alliance Mtg Co, as Servicer <F2>


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

  <F1> Filed Herewith.

  <F2> Certification has been received.




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

  Dated: July 3, 2003

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


      Date: 7/3/03


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



  Ex-99.1 (a)

Deloitte
& Touche   (logo)

Deloitte & Touche LLP
Certified Public Accountants
One Independent Drive
Suite 2801
Jacksonville, FL 32202-5034

Tel: (904) 665-1400
Fax: (904) 355-9104
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT ON
MANAGEMENT'S ASSERTION ABOUT COMPLIANCE WITH
UNIFORM SINGLE ATTESTATION PROGRAM REQUIREMENTS

To the Board of Directors
Alliance Mortgage Company:

We have examined management's assertion about Alliance Mortgage Company's and subsidiaries ("Alliance Mortgage Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2002 included in the accompanying management assertion. Management is responsible for Alliance Mortgage Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Alliance Mortgage Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Alliance Mortgage Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Alliance Mortgage Company compiled with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

March 21, 2003

Deloitte
Touche
Tohmatsu

  Ex-99.2 (a)

Alliance        (logo)
MORTGAGE COMPANY

March 21, 2003

Deloitte & Touche LLP
Suite 2801, One Independent Drive
Jacksonville, Florida 32202

As of and for the years ended December 31, 2002, Alliance Mortgage Company and subsidiaries (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the same period, the Company had in effect fidelity and errors and omissions insurance coverage in the amounts of $15,000,000 and $15,000,000, respectively.

/s/ Gary A. Meeks
Gary A. Meeks
Chairman and Chief Executive Officer

/s/ Blake Wilson
Blake Wilson
Executive Vice President
Chief Financial Officer

/s/ Michael C. Koster
Michael C. Koster
Executive Vice President
Loan Administration



8100 Nations Way * Jacksonville, Florida 32256-4405 * (904) 281-6000


  Ex-99.3 (a)

Wells Fargo Bank Minnesota,N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default of failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D)  All premiums for each Hazard Insurance Policy, Flood Insurance Policy
     (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lein or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)  All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Michael C. Koster
Officer

Executive Vice President
Title

1/22/03
Date


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